Form 10-K
period 2007-02-28
CarMax Auto Owner Trust 2006-2
filed 2007-05-25
CIK 1374806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007.
or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-132357-02
(Commission file number for the Issuing Entity)

CARMAX AUTO OWNER TRUST 2006-2
(Exact name of the Issuing Entity as specified in its charter)

333-132357
(Commission file number for the Depositor)

CARMAX AUTO FUNDING LLC
(Exact name of the Depositor as specified in its charter)

CARMAX BUSINESS SERVICES, LLC
(Exact name of the Sponsor as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization for the Issuing Entity and the Depositor)

06-6553688
(I.R.S. Employer Identification No. for the Issuing Entity)

01-0794037
(I.R.S. Employer Identification No. for the Depositor)

12800 Tuckahoe Creek Parkway, Suite 400, Richmond, VA 23238
(Address of principal executive offices, Zip Code)

(804) 935-4512
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes (  ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes (  ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ( )	Accelerated Filer ( )	Non-accelerated Filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not applicable.

Documents incorporated by reference: See Item 15(b).

PART I
ITEM 1. BUSINESS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by CarMax Auto Owner Trust 2006-2 (the "Issuing Entity").

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the asset-backed notes (the "Notes") issued by the Issuing Entity.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of cash flows from the Issuing Entity.

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against CarMax Business Services, LLC (the "Sponsor" and, in its role as the servicer, the "Servicer"), CarMax Auto Funding LLC (the "Depositor"), Wells Fargo Bank, National Association (the "Indenture Trustee"), The Bank of New York (the "Owner Trustee"), the Issuing Entity, or of which any property of the foregoing is the subject, that are or would be material to holders of the Notes.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDENPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of CarMax Business Services, LLC.

34.1	Report of Independent Registered Public Accounting Firm.

The Servicer has been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Issuing Entity. The Servicer has completed a report on an assessment of compliance with the servicing criteria applicable to it (the "Servicing Report"), which Servicing Report is attached as an exhibit to this report on Form 10-K. In addition, the Servicer has provided an attestation report under Item 1122 of Regulation AB (the "Attestation Report") by a registered public accounting firm, which report is also attached as an exhibit to this report on Form 10-K. Neither the Servicing Report nor the Attestation Report identifies any material instance of noncompliance with the servicing criteria applicable to the Servicer.

A report on an assessment of compliance with the servicing criteria applicable to it and a related attestation report under Item 1122 of Regulation AB by a registered public accounting firm with respect to the Indenture Trustee has been omitted from this report on Form 10-K in reliance on Interpretation 17.01 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The following document is filed as part of this report:

Exhibit Number	Description of Exhibit

35.1	Annual Servicer Compliance Statement of CarMax Business Services, LLC.

The Servicer has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Servicer has completed a statement of compliance (a "Compliance Statement") signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Not applicable.

(a)(2) Not applicable

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 25, 2007

CARMAX AUTO OWNER TRUST 2006-2

By: CarMax Business Services, LLC,
as Servicer on behalf of CarMax Auto Owner Trust 2006-2

By: /s/ Keith D. Browning
Name: Keith D. Browning
Title: Executive Vice President and Chief Financial Officer
(Senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Formation of CarMax Auto Funding LLC.*

3.2	Amended and Restated Limited Liability Company Agreement of CarMax Auto Funding LLC dated as of December 1, 2004.**

4.1
Amended and Restated Trust Agreement dated as of September 1, 2006 among CarMax Auto Funding LLC, as depositor, The Bank of New York (Delaware), as Delaware trustee, and The Bank of New York, as owner trustee.***

4.2	Indenture dated as of September 1, 2006 between the Issuing Entity and Wells Fargo Bank, National Association, as indenture trustee (including forms of the Notes).***

10.1	Sale and Servicing Agreement dated as of September 1, 2006 among the Issuing Entity, CarMax Auto Funding LLC, as depositor, and CarMax Business Services, LLC, as servicer.***

10.2	Administration Agreement dated as of September 1, 2006 among the Issuing Entity, CarMax Business Services, LLC, as administrator, and Wells Fargo Bank, National Association, as indenture trustee.***

10.3	Receivables Purchase Agreement dated as of September 1, 2006 between CarMax Business Services, LLC, as seller, and CarMax Auto Funding LLC, as purchaser.***

31.1	Certification of CarMax Auto Funding LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of CarMax Business Services, LLC.

34.1	Report of Independent Registered Public Accounting Firm.

35.1	Annual Servicing Compliance Statement of CarMax Business Services, LLC.
_______________________________

*	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on August 13, 2003 (File No. 333-107925).

**	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on August 4, 2005 (File No. 333-127189).

***	Incorporated by reference from the current report on Form 8-K of CarMax Auto Funding LLC and the Issuing Entity filed on September 15, 2006 (File No. 333-132357 and File No. 333-132357-02).